Form 10-K
period 2025-12-31
Clearthink 1 Acquisition Corp.
filed 2026-03-31
CIK 2094073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [__] to [__]

Commission file number: 001-43139

ClearThink 1 Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 E. Palmetto Park Road Suite 202 Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 (561) 358-3696

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right to receive one-fifth (1/5) of one Class A Ordinary Share	CTAAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	CTAA	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-fifth (1/5) of one Class A Ordinary Share	CTAAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The registrant’s common equity was not listed on any exchange and had no market value as of the last business day of the second fiscal quarter of 2025. The registrant’s units, consisting of Class A ordinary shares and rights, began trading on the Nasdaq Global Market on February 24, 2026.

As of March 30, 2026, there were 12,515,000 Class A ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (“Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases and increased volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Unless otherwise stated in this Report or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association adopted by special resolution on 24 February 2026, as amended and/or restated from time to time;

●	“Class A ordinary shares” are to the Class A ordinary shares of par value US$0.0001 each in the capital of the company;

●	“Class B ordinary shares” are to the Class B ordinary shares of par value US$0.0001 each in the capital of the company;

●	“Companies Act” refers to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;

●	“completion window” are to (i) the period ending on the date that is 21 months from the closing of our initial public offering or such earlier liquidation date as our board of directors may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association.

●	“D. Boral” refers to D. Boral Capital LLC, the representative of the underwriters in our initial public offering;

●	“directors” are to our current directors;

●	“founder shares” are to the 4,791,667 Class B ordinary shares purchased by our sponsor in a private placement prior to our initial public offering (without taking into account the surrender by our sponsor and cancellation of up to 625,000 of which will be surrendered to us for no consideration depending on the extent to which the underwriters’ option to purchase additional units is exercised), and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of the closing of our initial business combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholder” is to our sponsor;

●	“management” or our “management team” are to our executive officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“private units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“private rights” refer to the rights underlying the private units;

●	“private shares” refer to the Class A ordinary shares included in the private units;

●	“public shareholders” are to the holders of our public shares, including our initial shareholder, and management team to the extent our initial shareholder and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public rights” are to the rights to receive one-fifth of one Class A ordinary share upon the consummation of an initial business combination, which are being sold as part of the units in our initial public offering whether they are purchased in our initial public offering or thereafter in the open market;

●	“public shares” are to Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“rights” are to our public rights and private rights;

●	“sponsor” is to ClearThink 1 Sponsor LLC, a Florida limited liability company, newly formed for the purpose of acting as the sponsor in connection with our initial public offering and the sponsor conducts no other business; ClearThink 1 Sponsor Manager LLC is the managing member of the sponsor, the managers of which are William Brock, our Chief Executive Officer, and Ari Brown, a Managing Director at ClearThink Capital LLC; ClearThink 1 Sponsor Manager LLC is beneficially owned by ClearThink Capital LLC, which in turn is 100% owned by Robert Steven Brown; and

●	“we,” “us,” “company” or “our company” are to ClearThink 1 Acquisition Corp., a Cayman Islands exempted company.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on September 11, 2025 as a Cayman Islands exempted company, for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not identified any potential business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any potential business combination target with respect to an initial business combination with us. To date, our efforts have been limited to organizational activities, those necessary to prepare for our initial public offering, and subsequent to our initial public offering, identifying a target company for our initial business combination.

While we may acquire a business in any industry, our focus will be on the financial services sector in the United States and other developed countries. Our team has significant experience in operating and investing in successful financial services companies. We believe we are well positioned to identify compelling opportunities in our target sectors.

Key industry characteristics include potential or historical long-term organic growth, growth through consolidation, and attractive competitive dynamics. Key business characteristics include a strong management team, high barriers to entry, and public market-ready scale. Key financial metrics include revenue growth, recurring revenues, and strong cash flow conversion.

Consistent with our focus, we intend to target financial services or other businesses that have strong management teams, differentiated products or services, potential or historical growth and an identified pathway to long-term profitability. We believe that the extensive networks of our management team, board of directors and advisors will deliver access to a broad spectrum of opportunities across financial services and other sectors. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We believe our sponsor’s and management team’s deal sourcing, investing and operating expertise, as well as their network of contacts will uniquely position us to take advantage of proprietary opportunities in the financial sectors, where we believe opportunities exist to acquire high growth companies that are scaling at a high pace by introducing new business models and disrupting traditional industries. We also believe there are opportunities to consolidate operations in fragmented sub-sectors, improving efficiencies and capturing network effects through scale. We believe our management team’s expertise and network of contacts will allow us to generate a number of acquisition opportunities.

Initial Public Offering

On February 24, 2026, we consummated our initial public offering of 12,500,000 units, in addition to 15,000 additional units issued pursuant to a partial exercise by our underwriters of their over-allotment option. Each unit consists of one ordinary share and one right to receive one-fifth (1/5) of one ordinary share upon the consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $125,150,000.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 315,000 private units to our sponsor at a purchase price of $10.00 per private unit, generating gross proceeds of $3,150,000.

A total of $125,150,000 from the proceeds of the initial public offering, the partial exercise of the underwriters’ over-allotment option, and the private placement was placed in the trust account maintained by Equiniti Trust Company, LLC, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by William Brock, our Chief Executive Officer, and Thomas Zipser, our Chief Financial Officer. We must complete our initial business combination by November 25, 2027, the end of the completion window. If our initial business combination is not consummated by the end of the completion window, then our existence will terminate, and we will distribute all amounts in the trust account.

Competitive Strengths

We believe our management team is well positioned to identify unique opportunities in our target sectors. Our selection process will leverage our relationships with leading venture capitalists and growth equity funds, executives of private and public companies, as well as leading investment banking firms, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets. Furthermore, members of our board of directors will augment the selection process through their robust relationships. Given our profile and dedicated industry approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, and in particular investors in other private and public companies in our networks. We also believe that our management’s reputations, experience and track records particularly in the financial services sector will make us a preferred partner for these potential targets.

Our strategy is to utilize our management and board to identify target businesses that align with are goal of identifying a company with compelling innovation in a high growth sector. Irrespective of the channel, we intend to seek target businesses which will experience a substantial increase in value as a result of a public listing and access to the public markets and could take full advantage of the use of public securities as a means to engage in further substantial acquisitions in the highly fragmented financial services market.

Our management team is led by William Brock and Thomas Zipser, our Chief Executive Officer and Chief Financial Officer, respectively. Our board of directors also includes Darwin Hunt, Yosef Milgrom and Julien Machot. With decades of experience, the members of our management team have successfully identified and capitalized on emerging technological and secular trends across different sectors, particularly in the healthcare and life science industries. In addition, our management team has deep transaction experience, having executed and integrated numerous transactions as operators, investors and advisors. We believe that the extensive experience that members of our management team have gained from working with and managing publicly traded companies will position us to identify, evaluate and acquire an attractive initial business combination target. Further, our management team’s expertise is expected to enable us to deliver differentiated guidance to the target company’s management team in order to support its growth and success post-initial business combination.

We believe our management team is well positioned to take advantage of the growing set of investment opportunities focused on the financial services industry and that our contacts and relationships will allow us to generate an attractive transaction for our shareholders.

We have also assembled a group of independent directors who have a broad range of financial, management leadership, operational, investment and other industry experience within the financial industries. Over the course of their careers, our directors have developed a broad international network of contacts and corporate relationships, and they have gained extensive experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates, as well as following the completion of our initial business combination.

Acquisition Strategy

We believe our management team is well positioned to identify unique opportunities in our target sectors. Our selection process will leverage our relationships with leading venture capitalists and growth equity funds, executives of private and public companies, as well as leading investment banking firms, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets. Furthermore, members of our board of directors will augment the selection process through their robust relationships. Given our profile and dedicated industry approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, and in particular investors in other private and public companies in our networks. We also believe that our Management’s reputations, experience and track records in the financial services space will make us a preferred partner for these potential targets.

Our strategy is to utilize the experience and relationships of our management and board to identify target businesses that align with the following initiatives that we intend to employ, each of which is designed to complement the other to maximize future growth:

i.	Focus upon the highest growth segments of the financial services industry, to identify a target business exhibiting rapid growth and business innovation. This initial target business would serve as the foundation on which extend our value proposition to our target markets in combination with our second strategic priority; and

ii.	Leverage our management’s experience and expertise to add-on target businesses exhibiting rapid growth, technology and service innovation, and positive income that would benefit from the opportunity for substantial revenue and profit expansion when combined with our core business.

We believe target companies under either of the initiatives will experience a substantial increase in value as a result of a public listing which brings access to the public markets to capitalize innovation, achieve added public visibility that can help expand sales channels, and provide flexibility to support additional substantial acquisitions in the highly fragmented financial services market.

We intend to seek out potential targets that we believe have proven business models and attractive growth profiles. We also believe our sponsor’s and management team’s extensive experience in deal sourcing from private and public sources, as well as their advisory and consulting engagements, provide unique insight when identifying potential business combination opportunities and creating value.

In particular, we intend to focus our search for an initial business combination on private companies that have positive operating cash flow or compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. Our selection process is expected to leverage our board’s deep and broad network of relationships, industry expertise and deal sourcing capabilities to provide us with a strong pipeline of potential targets. We expect to distinguish ourselves with our ability to:

●	Leverage our Extensive Network of Relationships to Create a Unique Pipeline of Acquisition Opportunities. We believe the combination of our sponsor’s experience in structuring complex transactions and our ability to access the network of relationships of our board with family offices, corporate executives, founders, family-owned businesses and private equity firms, will enable us to identify and evaluate suitable target businesses in the areas that we deem appropriate.

●	Employ Rigor to the Process of Identifying Target Companies and Acquiring a Business that Will be Well-Received by the Public Markets. We believe our board’s strong transaction track record, together with their experience in investing in both the private and public markets, will provide a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations.

Business Combination Criteria

Based on our management’s experience, including with prior special purpose acquisition companies, we have developed the following non-exclusive investment criteria that we intend to use to screen for and evaluate prospective target businesses.

We intend to focus on companies that possess under-researched and underappreciated asset(s) poised for significant growth once capitalized.

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies that we believe:

●	have an operational or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our industry relationships and expertise;

●	have proprietary rights or other competitive advantages in the markets;

We intend to seek target companies that have significant competitive advantages and underexploited expansion opportunities that can benefit from access to additional capital as well as our industry relationships and expertise.

●	are ready to be public, with strong management, corporate governance and reporting policies in place;

We will seek to identify companies with strong and experienced public-ready management teams. Specifically, we will look for management teams that have a proven track record of value creation for their shareholders. We will seek to partner with a potential target’s management team and expect that the operating and investment abilities of our executive team and board will complement their own capabilities.

●	will likely be well received by public investors and experience substantial increase in valuation as a result of a public listing and are expected to have good access to the public capital markets;

We believe that there are a substantial number of potential target businesses with appropriate valuations that can benefit from a public listing and new capital for growth to support significant revenue and earnings growth.

●	will be able to take full advantage of the use of public securities as a means to engage in further substantial acquisitions in the highly fragmented financial services market;

●	are private equity fund portfolio companies or entities held by non-traditional investors, especially in Europe;

●	have significant embedded and/or underexploited growth opportunities that our team is positioned to identify and monetize;

We intend to seek target companies that have significant and underexploited expansion opportunities. This can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and a process to help a target integrate acquisitions.

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market; and

We will seek target companies which exhibit value or other characteristics that we believe have been overlooked or misevaluated by the marketplace based on our company-specific analyses and due diligence. For a potential target company, this process will include, among other things, a review and analysis of the company’s capital structure, quality of current or future earnings, assets (both tangible and intangible), corporate governance, customers, and the industry and trends. We intend to leverage the operational experience and disciplined investment approach of our team to identify opportunities to unlock value that our experience in complex situations allows us to pursue.

●	will offer attractive risk-adjusted equity returns for our shareholders.

We intend to seek to acquire a target on terms and in a manner that leverage our capital markets and transaction management experience. We expect to evaluate a company based on its potential to successfully commercialize its product(s), both new and under development. We also expect to evaluate financial returns based on opportunities for follow-on acquisitions and other value-creation initiatives. Potential upside, for example, from the growth in the target business’s earnings or an improved capital structure will be weighed against any identified downside risks.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, the proceeds of the sale of our shares in connection with the closing of our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares (up to an aggregate of 15% of the shares sold in our initial public offering) upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against an initial business combination, or whether they do not vote or abstain from voting on the initial business combination. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the end of the completion window to consummate our initial business combination. While we currently do not plan to extend the time to complete a business combination beyond 21 months, if we anticipate that we may be unable to consummate our initial business combination within such 21-month period and we wish to further extend the date by which we must consummate our initial business combination, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination, provided we deposit an additional $0.033 per share, or such lesser amount as shall be acceptable to the non-redeeming public holders, for each month in the trust account. If we seek shareholder approval for an extension, and the related amendments are approved by the shareholders, public holders of Class A ordinary shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public Class A ordinary shares, subject to applicable law. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in the founder shares, private shares and private rights will be worthless, except to the extent they receive liquidating distributions from assets outside the trust account.

If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and certain conditions as further described herein. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Our Business Combination Process

We believe our management team’s significant operating and transactional experience and relationships provide us with access to a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and relationships with private companies, investment bankers, private equity, venture capital and debt investors, high net worth families and their advisors, commercial bankers, attorneys, management consultants, accountants and other transaction intermediaries, as well as corporate sector executives and board members around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions, especially special purpose acquisition company transactions, under varying economic and financial market conditions.

In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment bankers, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information made available to us and other reviews as we deem appropriate. We may also retain consultants with expertise relating to a prospective target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or another independent entity that commonly renders valuation opinions or from an independent accounting firm, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly provides fairness opinions that our initial business combination is fair to our company from a financial point of view.

Conflicts of Interest

Members of our management team and our independent directors will directly or indirectly own, or have conditional grants to, founder shares and/or private units following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares and private units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of the members of our management team may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such person was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our amended and restated memorandum and articles of association, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated memorandum and articles of association will provide us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business.

In addition, our Chief Executive Officer is a managing member of the managing member of our sponsor. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

In addition, our sponsor and our officers and directors or any of their affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Notwithstanding the foregoing, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. In addition, because we may consummate a business combination with a target in a broad array of industries, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our sponsor does not have any agreement, arrangement or understanding with us or our officers, directors, or affiliates with respect to determining whether to proceed with a de-SPAC transaction.

Financial Position

With funds available for a business combination initially in the amount of $125,150,000 (assuming no further exercise of the over-allotment or redemptions), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	Yes
Purchase of share of target not involving a merger with the company	Yes
Merger of target into a subsidiary of the company	Yes
Merger of the company with a target	Yes

Under Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20.0% of the number of our ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial securityholders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange rule will be based on business and other reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with the closing of our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholder, directors, executive officers, advisors or their affiliates may purchase shares or public rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with the closing of our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial shareholder, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholder, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholder, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or rights in such transactions.

The purpose of any such transaction could be to (i) reduce the number of public rights outstanding or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public rights may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholder, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholder, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with the closing of our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Our sponsor, initial shareholder, directors, officers and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholder, directors, officers and their affiliates were to purchase public shares or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholder, directors, officers and their affiliates may purchase public shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholder, directors, officers and their affiliates were to purchase public shares or rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholder, directors, officers and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholder, directors, officers and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholder, directors, officers and their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, initial shareholder, directors, officers and their affiliates;

○	the impact, if any, of the purchases by our sponsor, initial shareholder, directors, officers and their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of our security holders who sold to our sponsor, initial shareholder, directors, officers and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholder, directors, officers and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares (up to an aggregate of 15% of the shares sold in our initial public offering) that were sold as part of the units in our initial public offering upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. Our initial shareholder, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares (up to an aggregate of 15% of the shares sold in our initial public offering) upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20.0% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution passed by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a shareholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with the closing of our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with the closing of our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only the duration of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating or other distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial shareholder, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the trust account. However, if our initial shareholder, sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account and liquidating distributions from assets outside the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our initial shareholder, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,737,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our initial public offering and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We initially had approximately $2,000,000 from the proceeds of our initial public offering and the private placement with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including, but not limited to, cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with the closing of our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in connection with the closing of our initial Business Combination and if We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within the completion window.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitation that no redemption will take place if all of the redemptions would cause the company to be unable to satisfy any limitations (including, but not limited to, cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our initial shareholder, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination.	If we are unable to complete our initial business combination within the completion window, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses) divided by the number of then outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with the closing of our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of interest withdrawn in order to pay our income and franchise taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial shareholder, who will be our only remaining shareholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our principal executive offices are located at 150 E. Palmetto Park Road, Suite 202, Boca Raton, Florida 33432. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers: William Brock, our Chief Executive Officer; and Thomas Zipser, our Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled to or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team and our board of directors in their capacity as such.

Summary of Risk Factors

We are a recently incorporated blank check company that has conducted no operations and has generated no revenues to date. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” in this Report.

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holder(s) of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholder and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and, subject to the approval of our remaining shareholders and our directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claim of creditors and the requirements of other applicable law.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, executive officers, advisors, and their affiliates may elect to purchase shares or public rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with the closing of our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination or force us to abandon our efforts to complete an initial business combination.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies subject to Rule 419 of the Securities Act.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private units not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with the closing of our initial business combination and such reincorporation or transfer by way of continuation may result in taxes imposed on shareholders.

●	The 1% US federal excise tax on stock buybacks could be imposed on redemptions of our shares if we were to become a “covered corporation” in the future.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and right holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

●	The other risk factors and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holder(s) of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holder(s) of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete.

Our sponsor has the ability to remove itself as the Company’s sponsor or to substantially reduce its interests in the Company before identifying a business combination, which may result in change in the strategy and focus of our Company in pursuing a business combination.

Our sponsor may surrender or forfeit, transfer or exchange our founder shares, private units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. In addition, the members of our sponsor could, with the permission of the sponsor’s shareholders, transfer their shares in the sponsor, thereby transferring control of our sponsor to a third party. Through the forgoing means, our sponsor may remove itself as the Company’s sponsor, substantially reduce its interests in the Company, or have its control transferred to a third party before we identify a business combination. Any such reduction of the interests of our sponsor in the securities of the Company or transfer of sponsor shareholdings may lead to the sponsor’s shareholder no longer having voting power and control over the affairs of the Company in pursuing a business combination. This could also result in a change to our management team, acquisition strategy and criteria and our industry focus without shareholders having the ability to consider the merits of a change in the management team. Further, any replacement sponsor may not successfully identify a business combination target.

If we seek shareholder approval of our initial business combination, our initial shareholder and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholder owns approximately 25% of our outstanding ordinary shares as of immediately following the completion of our initial public offering (not taking into account the private shares). Our initial shareholder and management team also may from time-to-time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, in addition to obtaining approval of our initial business combination by ordinary resolution, the approval of the statutory merger or consolidation will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholder and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.

Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem public shares for which redemption is requested may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The considerations above may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks, and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflict between Russia and Ukraine, the military conflict in Israel and Gaza, and the war in Iran), including war, terrorist activity and acts of civil or international hostility are increasing. In particular, although the length, impact and outcome of the ongoing military conflict in Ukraine, the armed conflict between Israel and Hamas or the war in Iran is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Similarly other events outside of our control, including natural disasters, climate-related events pandemic or heal crises (such as the COVID-19 pandemic) may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and, subject to the approval of our remaining shareholders and our directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claim of creditors and the requirements of other applicable law.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions or other distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our rights will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

We may decide not to seek to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the rights may be worthless.

We have until the end of the completion window to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period and we wish to further extend the date by which we must consummate our initial business combination, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination, provided we deposit an additional $0.033 per share, or such lesser amount as shall be acceptable to the non-redeeming public holders, for each month in the trust account. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions or other distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights may be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholder, directors, executive officers, advisors and their affiliates may elect to purchase shares or public rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with the closing of our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholder, directors, executive officers, advisors or their affiliates may purchase public shares or rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with the closing of our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial shareholder, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholder, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholder, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or rights in such transactions.

The purpose of any such transactions could be to (i) reduce the number of public rights outstanding or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholder, directors, officers, advisors and their affiliates were to purchase public shares or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholder, directors, officers, advisors and their affiliates may purchase public shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholder, directors, officers, advisors and their affiliates were to purchase public shares or rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholder, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholder, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights;

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items;

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholder, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholder, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholder, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholder, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholder, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with the closing of our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with the closing of our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with the closing of our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of our initial public offering and the sale of the private units are intended to be used to complete one or more initial business combinations with a target business or businesses that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private units and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our respective initial business combinations than do companies subject to Rule 419.

Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with the closing of our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private units, only approximately $1,737,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our rights will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our initial public offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with the closing of our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement we entered into with our sponsor and other affiliates, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination or force us to abandon our efforts to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless it can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities, and “is a question of facts and circumstances” requiring individualized analysis. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial business combination with one or more businesses. Our business will be focused on identifying and completing an initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the trust account will only be held as cash (including in interest bearing demand deposits) or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the investment management trust agreement, the trustee will not be permitted to invest in other securities or assets. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the trust account will be intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the closing of our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act. Notwithstanding that we have limited our activities as described above, we could nevertheless be considered to be operating as an unregistered investment company. If our facts and circumstances change over time, we will update our disclosure in future filings with the SEC to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. We may also be forced to abandon our efforts to complete an initial business combination, and instead be required to liquidate the trust account and may be required to change our operations or wind down our operations. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our rights would expire worthless.

If we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. We may also be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the trust account. If we are required to liquidate the trust account, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our rights would expire worthless. On the liquidation of our trust account, our public shareholders may receive only approximately $10.00, or less in certain circumstances, and our rights will expire worthless. Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to rules and regulations enacted by various national, regional and local governing bodies, including for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention, In addition, these changes could have a material adverse effect on our business, investments and results of operations.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to initial public offerings and business combination transactions of special purpose acquisition companies, like us, which, among other things, created new rules and guidance. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately $15,000 Cayman Island dollars and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with the Nasdaq’s corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although our intention is to pursue and business combination with a financial services company operating in North America, our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. Our amended and restated memorandum and articles of association prohibit us from effectuating a business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects.

To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination, there are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target.

Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire worthless.

We may not be required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the consideration we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated (as defined in our amended and restated memorandum and articles of association) entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that the consideration we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of units provided us with approximately $1,737,000 that we may use to complete our initial business combination held outside the trust account to fund our working capital requirements.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with the closing of our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or extend the time to consummate an initial business combination in order to effectuate our initial business combination. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the closing of our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity. To the extent any such amendment would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company) and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by special resolution, under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy and are voted at the applicable general meeting of the company. Our initial shareholder, who will collectively beneficially own approximately 25% of our ordinary shares upon the closing of our initial public offering (including private shares and assuming they do not purchase any units in our initial public offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with the closing of our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the rights agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholder, sponsor, officers and directors; the registration rights agreement among us and our initial shareholder; and the private units purchase agreement between us and our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private units and other securities held by our initial shareholder, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholder selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholder controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon closing of our initial public offering, our initial shareholder will own approximately 25% of our issued and outstanding ordinary shares (including private shares and assuming they do not purchase any units in our initial public offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, prior to the closing of our initial business combination, only holder(s) of our Class B ordinary shares will have the right to vote on the appointment and removal of directors, or to continue the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If our initial shareholder purchase any units in our initial public offering or if our initial shareholder purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholder nor, any of our officers or directors, have committed to purchase additional securities, although certain members of our management team have indicated that they may consider doing so.

Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our sponsor has the right to call an extraordinary meeting of shareholders. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, or if the sponsor or our Board calls an extraordinary meeting, our initial shareholder, because of its ownership position, will have considerable influence regarding the outcome. In addition, since only holder(s) of our Class B ordinary shares will have the right to vote on the appointment and removal of directors prior to our initial business combination, our initial shareholder will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. Our sponsor is a limited liability company formed in Florida and is not controlled by, nor does it have substantial ties with, a non-U.S. person. Nevertheless, investments that result in “control” of a U.S. business by a foreign person are always subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then-outstanding public shares, which redemption will constitute full and complete payment and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions or other distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders would miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our rights would be worthless.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and right holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with the closing of our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or right holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or right holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a right holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or rights received. Shareholders and right holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions.

Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of our securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our Class A ordinary shares to materially decline.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account is $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.005 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares.

For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination assuming that our equity value at that time is $125,150,000, which is the amount we have for our initial business combination in the trust account assuming the underwriters’ over-allotment option was partially exercised through the date of this Report, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with the closing of our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private rights. At such valuation, each of our ordinary shares would have an implied value of $7.37 per share upon consummation of our initial business combination, which is a 26.3% decrease as compared to the initial implied value per public share of $10.00.

Public shares	12,515,000
Founder shares	4,166,667
Private Shares	315,000
Total shares	16,996,667
Total funds in trust available for initial business combination	$125,150,000
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Sponsor’s investment per founder share(2)	$0.005
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$7.37

(1)	While the public shareholders’ investment is in both the public shares and the public rights, for purposes of this table the full investment amount is ascribed to the public shares only.

(2)	The total investment in the equity of the company by the sponsor is $3,175,000, consisting of (i) $25,000 paid by the sponsor for the founder shares, and (ii) $3,150,000 paid by the sponsor for 315,000 private units. For purposes of this table, the full investment amount is ascribed to the founder shares only.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of our initial public offering, our sponsor invested in us an aggregate of $3,175,000, comprised of the $25,000 purchase price for the founder shares and the $3,150,000 purchase price for the private units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 4,166,667 founder shares HAD an aggregate implied value of $41,666,670. Even if the trading price of our ordinary shares significantly declines, the value of the founder shares held by our sponsor will be significantly greater than the amount our sponsor paid to purchase such shares. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, our Chief Executive Officer, which is a managing member of the managing member of our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our rights will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target.

However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination may remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with the closing of our initial business combination and such reincorporation or transfer by way of continuation may result in taxes imposed on shareholders.

We may, in connection with the closing of our initial business combination, subject to requisite shareholder approval under the Companies Act reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or right holder to recognize taxable income in the jurisdiction in which the shareholder or right holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or right holders to pay such taxes. Shareholders or right holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation or continuance.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with the closing of our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with the closing of our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Risks Relating to our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, are, and may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors and the members of our advisory board. We believe that our success depends on the continued service of our officers, directors and members of our advisory board, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Notwithstanding the foregoing, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. In addition, because we may consummate a business combination with a target in a broad array of industries, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and our officers and directors are, and in the future may become, affiliated with such entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Our officers and directors presently and any in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated memorandum and articles of association provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies with acquisition objectives that are similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Our officers and directors may become officers or directors of other special purpose acquisition companies. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. In addition, because we may consummate a business combination with a target in a broad array of industries, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. Notwithstanding the foregoing, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. In addition, because we may consummate a business combination with a target in a broad array of industries, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within the completion window for any reason, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of rights will not have any right to the proceeds held in the trust account with respect to the rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income (which interest shall be net of taxes and less up to $100,000 of interest to pay liquidation and dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on Nasdaq. Following the date that the Class A ordinary shares and rights are eligible to trade separately, the Class A ordinary shares and rights will be separately listed on Nasdaq. Although after giving effect to our initial public offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with the closing of our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and rights will be listed on Nasdaq, our units, Class A ordinary shares and rights will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The grant of registration rights to our initial shareholder and holder(s) of our private units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into on or prior to the closing of our initial public offering, at or after the time of our initial business combination, our initial shareholder and their permitted transferees can demand that we register the resale of their founder shares. In addition, the holder(s) of the private units (and underlying securities may demand that we register the resale of such units and the underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholder or their permitted transferees, our private units (and underlying securities) are registered for resale.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 440,000,000 Class A ordinary shares of par value US$0.0001 each, 40,000,000 Class B ordinary shares of par value US$0.0001 each, and 20,000,000 preferred shares of par value US$0.0001 each. Immediately after our initial public offering, there were 424,650,000 and 35,833,333 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon conversion of outstanding rights or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holders thereof on a one-for-one basis but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Immediately after our initial public offering, there will be no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the adjustment provisions as set forth therein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, except in connection with the conversion of the Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any rights to receive funds from the trust account, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the provisions in the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than on-to-one basis upon conversion of the Class B ordinary share;

●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or rights; and

●	may not result in adjustment to the exercise price of our rights.

Our initial shareholder paid an aggregate of $25,000 or approximately $0.005 per founder share and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A ordinary shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A ordinary share and none to the right included in the unit) and the pro forma net tangible book value per share of our Class A ordinary shares after our initial public offering constitutes the dilution to you and the other investors in our initial public offering. Our initial shareholder acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing of our initial public offering, and assuming no value is ascribed to the rights included in the units, the public shareholders incurred an immediate and substantial dilution of approximately 96.8% or $9.68 per share, the difference between the pro forma net tangible book deficit per share after our initial public offering of $0.32 (assuming maximum redemption scenario) and the initial offering price of $10.00 per unit.

Since our sponsor and any other holder of our founder shares will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor and any other holder of our founder shares directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

On October 14, 2025, our sponsor paid $25,000, or approximately $0.005 per share, in exchange for the issuance of 4,791,667 founder shares (up to 625,000 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). Prior to this initial investment in us by the sponsor, we had no assets, tangible or intangible. Our sponsor holds the founder shares and 315,000 private units.

If we do not complete our initial business combination within the completion window, unless the time to complete our initial business combination is extended in accordance with our memorandum and articles of incorporation, the private units will expire worthless. Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holder(s) of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment.

The personal and financial interests of our sponsor, directors and officers and any holder(s) of our founder shares or our private units may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holder(s) of our founder shares and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a purchase price of approximately $0.005 per share, the holder(s) of our founder shares (including certain of our directors and officers that may indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $4.00 to purchase such shares. If the trading price of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,996.00. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired in our initial public offering would lose approximately $5,000 in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We may amend the terms of the rights in a manner that may be adverse to holders of public rights with the approval by the holders of at least 50% of the then outstanding public rights.

Our rights will be issued in registered form under a rights agreement between VStock Transfer LLC, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public rights to make any change that adversely affects the rights of the registered holders of public rights under the rights agreement. Accordingly, we may amend the terms of the public rights in a manner adverse to a holder if holders of at least 50% of the then outstanding public rights approve of such amendment.

Our rights may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

Our units include 12,515,000 rights which convert on a 5-to-1 basis upon the consummation of our initial business combination. As such, upon the consummation of our initial business combination the rights will convert into 2,503,000 Class A ordinary shares. In addition, our initial shareholder, officers and directors or their affiliates may, but are not obligated to, make certain loans to us, up to $1,500,000 of which may be converted upon consummation of our initial business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued private rights entitling the holder to an aggregate of 30,000 Class A ordinary shares upon the consummation of our initial business combination). To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon conversion of our rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Our rights agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of right holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such right holder in any such enforcement action by service upon such right holder’s counsel in the foreign action as agent for such right holder.

This choice-of-forum provision may limit a right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

The determination of the offering price of our units, the size of our initial public offering and terms of the units is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units in our initial public offering properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our initial public offering there has been no public market for any of our securities. The public offering price of the units and the terms of the rights were negotiated between us and the underwriters. In determining the size of our initial public offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the units, including the Class A ordinary shares and rights underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	a review of debt to equity ratios in leveraged transactions;

●	our capital structure;

●	an assessment of our management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of our initial public offering; and

●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering size, price and terms of the units is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Shareholders have no access to information about prior market history on which to base their investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies, like the company, have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, bur are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Ogier (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive, given by a court of competent jurisdiction (the courts of the Cayman Islands will apply the rules of Cayman Islands private international law to determine whether the foreign court is a court of competent jurisdiction), and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands. Furthermore, it is uncertain that Cayman Islands courts would enforce : (1) (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

An investment in our initial public offering may result in uncertain U.S. federal income tax consequences.

An investment in our initial public offering may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the right included in each unit could be challenged by the IRS or courts. In addition, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their own tax advisors with respect to these and other tax consequences applicable to their specific circumstances when acquiring, owning or disposing of our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning public rights) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), it is possible a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases of shares by publicly traded domestic corporations, including United States corporations and certain non-U.S. corporations treated as “surrogate foreign corporations”. The excise tax will apply to share repurchases occurring on or after January 1, 2023. The amount of the excise tax payable is generally 1% of the fair market value of the shares repurchased at the time of the repurchase, subject to certain exceptions and limitations. On April 9, 2024, the U.S. Department of the Treasury (the “U.S. Treasury”) issued proposed regulations relating to payment of excise tax, which may generally be relied upon by taxpayers until the regulations are finalized.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our ordinary shares, absent any regulations and other additional guidance that may be issued in the future with retroactive effect.

However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a U.S. corporation, in which case it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to the proposed regulations from the U.S. Treasury, redemptions in complete liquidation of the Company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our shares redeemed, the structure of the initial business combination, the extent to which such redemptions could be treated as dividends and not repurchases, and the content of any final regulations and other additional guidance from the U.S. Treasury that may be issued and applicable to the redemptions. Issuances of shares by a repurchasing corporation in a year in which such corporation repurchases shares may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with an initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year.

Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our rights. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

Since only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of our initial public offering and prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals to or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the right of our sponsor to call an extraordinary meeting of shareholders to elect directors or any other matter, and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provides that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provides that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes.

The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provides that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 2. Properties.

Our principal executive offices are located at 150 E. Palmetto Park Road, Suite 202, Boca Raton, Florida 33432. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team and our board of directors in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units are traded on the Nasdaq Global Market under the symbols CTAAU. Once the securities comprising the units begin separate trading, our Class A ordinary shares and rights will be listed on Nasdaq under the symbols “CTAA” and “CTAAR”, respectively.

(b)	Holders

On March 30, 2026, there was one holder of record of our units, and no holders of record of our Class A ordinary shares or of our rights. We expect the Class A ordinary shares and rights comprising the units to begin separate trading on or about April 16, 2026 unless D. Boral Capital LLC, the representative of the underwriters of our initial public offering, informs us of its decision to allow earlier separate trading.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination even if we have substantial assets outside the trust account. A Cayman Islands company may pay a dividend on its shares out of either profit or the share premium account, provided that in no circumstances may a dividend be paid if following such payment, the company would be unable to pay its debts as they fall due in the ordinary course of business. The payment of cash dividends following the completion of our initial business combination will be within the discretion of our board of directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. There is no certainty that we will be in a position to, or decide to, pay cash dividends after completing our initial business combination.

Further, if we incur any indebtedness in connection with the closing of our initial business combination, our ability to declare dividends following the completion of our initial business combination may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On February 24, 2026, we consummated our initial public offering of 12,500,000 units, in addition to 15,000 additional units issued pursuant to a partial exercise by our underwriters of their over-allotment option. Each unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of one ordinary share upon the consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $125,150,000.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 315,000 private units to our sponsor at a purchase price of $10.00 per private unit, generating gross proceeds of $3,150,000.

A total of $125,150,000 from the proceeds of the initial public offering and the private placement was placed in a trust account located in the United States maintained by Equiniti Trust Company, LLC, acting as trustee. The proceeds held in the trust account may be held as cash (including in interest bearing demand deposits) or invested by the trustee only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by William Brock, our Chief Executive Officer, and Thomas Zipser, our Chief Financial Officer. We must complete our initial business combination by November 24, 2027, the last day of the completion window. If our initial business combination is not consummated by the end of the completion window, then our existence will terminate, and we will distribute all amounts in the trust account.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID-19) and increased volatility in the debt and equity markets, may have on our ability to consummate an initial business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our initial public offering, and subsequent to our initial public offering, identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the period from September 11, 2025 (inception) through December 31, 2025, we had a net loss of $46,491, which represents formation and operating costs incurred through the year.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the consummation of our initial public offering were satisfied through the payment of $25,000 from the sponsor upon the issuance of the founder shares, loan proceeds from the sponsor of $500,000 under an unsecured promissory note and advances from related party. Subsequent to the consummation of our initial public offering, the Company’s liquidity has been satisfied through the net proceeds from our initial public offering and the proceeds from the sponsor from the purchase of the private units.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, it would repay such loaned amounts at that time. Up to $1,500,000 of such working capital loans may be converted upon completion of a business combination into units at a price of $10.00 per unit. Such units would be identical to the private units.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay our income and franchise taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us the approximately $1,737,168 of proceeds held outside the trust account. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

As of December 31, 2025, the Company had cash of $0, a working capital deficit of $274,035, and deferred offering costs of $252,543.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. Cash and working capital were $1,737,168 and $1,727,277, respectively, after the closing of the Initial Public Offering.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, other than an agreement to pay our sponsor or its affiliate up to a monthly fee of $15,000 for office space, administrative and support services. We began incurring these fees on February 24, 2026 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking into account our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

There are no critical accounting estimates that were made with respect to the preparation of the historical financial statements; however, the Company will be required to account for complex financial instruments at fair value upon the completion of our initial public offering, Such estimates will be critical to the Company’s (i) closing date allocation of proceeds to any instruments classified in equity, temporary equity or as liabilities and (ii) subsequent measurement with respect to the accretion of redeemable shares to their redemption amount and changes in the fair value of any liability classified instruments.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including the war with Iran and trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, and the rising conflicts with Iran and elsewhere in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The war with Iran has resulted in spikes in fuel prices, among other consequences. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete an initial business combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The net proceeds of our initial public offering and the sale of the private units held in the trust account are held as cash (including in interest bearing demand deposits) or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-15 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2026. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

We have not completed an assessment, nor has our independent registered public accounting firm tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent registered public accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting.

Not applicable.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our officers and directors are as follows:

Name	Age	Title
William Brock	75	Chief Executive Officer, President and Director
Thomas Zipser	42	Chief Financial Officer, Treasurer, Secretary and Director
Darwin Hunt	41	Director
Yosef Milgrom	45	Director
Julien Machot	44	Director

William Brock, our Chief Executive Officer, President and a director, has served since 2009 as the founder and Chief Executive Officer of Iron Rock, LLC, a diversified financial services company that focuses on merchant banking, commodities and financial instruments. Iron Rock has raised hundreds of millions of dollars for selected hedge funds, private equity funds and selected companies in multiple business sectors. His career in financial services began in September 1977 with investment banking at Merrill Lynch and subsequently led to executive positions at First Boston and Goldman Sachs in May 1986 and May 1999, respectively. At both First Boston and Goldman Sachs, Mr. Brock was a senior member of the Short-Term Finance department, where he was responsible for the firms’ major clients and was instrumental in opening and developing the Yankee debt markets for Asian sovereigns and industrial and financial companies, raising billions of dollars. In addition, at Goldman Sachs, Mr. Brock held senior positions in the short term and fixed income capital markets departments, from 1991 to 1996. He served, between 1996 and 1999,as the global head of the medium-term note product area at Goldman Sachs, building it into the number one position in the industry both in the United States and European markets. While holding these positions, Mr. Brock had extensive interaction with Fortune 500 companies and major corporate and sovereign entities in Europe and Asia. In addition, he served as the head of the fixed income derivative desk for structured notes at Salomon Brothers, from September 1996 to May 1999. From 1999 to 2003, Mr. Brock was the president of an internet company focused on the merger and acquisitions business, and in 1994 he founded a leverage buyout firm which successfully invested in a portfolio of industrial companies, through 1996. Mr. Brock is a cum laude graduate of Harvard College (BA) and a graduate of The Harvard Business School with a master’s degree in business administration (MBA). Mr. Brock holds Series 7 and 63 licenses.

Thomas Zipser, our Chief Financial Officer, Treasurer, Secretary and a director, is the founder and a Managing Director at Deer Pond Capital, a middle market investment bank, since April 2025. Mr. Zipser is also the founder and has been a Managing Partner of Deer Pond Partners, a direct investment firm focused on acquiring majority positions in private companies and minority positions in public companies, since July 2024. Deer Pond Partners’ most recent investment was in the first two rounds of QXO (NYSE: QXO). Before founding Deer Pond Capital and Deer Pond Partners, Mr. Zipser was with the New York investment bank of Esposito Securities, from October 2014 to February 2015, first as a Vice President and then as Head of the New York office. From May 2006 to August 2014, Mr. Zipser worked at G.C. Andersen Partners, a New York based merchant bank, advising companies and making principal investments for the firm. He has gained diverse transaction experience advising private equity groups and corporate clients across a wide range of industries, including energy, food and beverage, business services, consumer products, education, financials, healthcare and diversified industrials. His career also includes roles at Ferris Baker Watts (now Royal Bank of Canada), from September 20024 to May 2005 and September 2005 to May 2006, Banco Santander from May 2005 to August 2005, and Bear Stearns & Co (now J.P. Morgan Chase & Co.) from May 2004 to August 2004. Mr. Zipser also served as a board member for Safer Technology and Eco Concepts from July 2015 to September 2023, and CFO of Brimstone Consulting, now ZRG Partners Consulting, from October 2021 to June 2024. He is also, since September 2022, a board member and CFO of Connective Health Strategies, a revenue cycle management company, and a board member of Truviax, LLC, a software company, since April 2025. Mr. Zipser received a B.A. in Political Science from the Johns Hopkins University. Mr. Zipser holds Series 7, 63 and 79 licenses.

Darwin Hunt, a director since inception, has served as a Managing Partner of Wade Capital, a family office, since November 2019, where he serves as the principals’ closest strategic partner guiding portfolio companies, shaping new ventures, and driving execution across the family office. Over the last five years, Mr. Hunt has played a central role in building the operational backbone of Wade Capital’s diverse investment ecosystem. In the years following the 2008 financial crisis, he led the acquisition and sale of over $100 million of distressed mortgages. For over a decade, Mr. Hunt has invested in private technology companies in various stages of growth, and serves as an advisor to founders navigating scale and complexity across multiple industries. He has a B.A. in Economics from Middlebury College, where he was a member of the men’s ice hockey team and a three-time NCAA National Champion.

Yosef Milgrom, a director since inception, has served as a Managing Partner and Portfolio Manager at Montauk Court Partners, a transactional and strategic advisory firm, since February 2024. Montauk Court evaluates investment opportunities in a wide variety of asset classes and geographies including public companies, private companies, development stage companies, and other ventures. Under the guidance of Mr. Milgrom, Montauk Court facilitates, originates and structures investments and exits from investments. Mr. Milgrom is also President of Chi Squared Capital Inc., an investment firm, since June 2012. From March 2008 through February 2024, Mr. Milgrom served as a Managing Director at LH Financial, a firm focused on evaluating small and mid-cap investments for a family office. Mr. Milgrom began his career at HillMark Capital in December 2005, where he focused on corporate credit and Collateralized Loan Obligations, through December 2007. He serves on the board of directors of Hindi’s Libraries, a 501(c)(3) charitable organization, that gifts books to children across the globe. Mr. Milgrom received his Masters in Business Administration, with a focus on Accounting and Finance, from Fordham and a B.A. from Yeshiva University in the Biological Sciences.

Julien Machot, a director since October 22, 2025, has over 20 years of experience in finance and private equity. Since April 2017, he has served as a board member, Managing Partner and a member of the Investment Committee of VERSO Group SARL, with headquarters in Luxembourg, where he is responsible for strategy and investor relations and having deployed over $800 million in assets under management across real estate, private equity and venture capital investments. From February 2014 to June 2017, he was a UHNW Private Banker at EFG Bank (SWX:EFGN). He has successfully completed over 215 investments in his career in industries such as finance, mobility, biotech, and foodtech. Mr. Machot is a member of our sponsor, and he currently lives in Dubai, UAE, where in February 2025 he joined Apolonia Capital, an investment bank under the patronage of His Highness Sheikh Al Juma Al Maktoum, the uncle of the Crown Prince in Dubai, where he is a Managing Partner. He is also a director of Turtle Tree Labs Pty Ltd., a biotech company in Singapore, since January 2021. Mr. Machot received a VC University Certificate of Completion from the University of California and an MSc. International Trade from CESCI University of La Sorbonne Nouvelle in Paris, France.

We believe our management team is well positioned to take advantage of investment opportunities focused on the financial services industry and that our contacts and relationships will allow us to generate an attractive transaction for our shareholders.

We believe that our independent directors have a broad range of financial, management leadership, operational, investment and other industry experience within the healthcare and financial industries. Over the course of their careers, our directors have developed a broad international network of contacts and corporate relationships, and they have gained extensive experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates, as well as following the completion of our initial business combination.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the shareholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Subject to the Companies Act, our board of directors is authorized to appoint persons to the offices of Chairman of the Board, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and any other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Darwin Hunt, Yosef Milgrom, and Julien Machot, each of whom meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Mr. Milgrom serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that each of them has accounting or related financial management expertise and that each of Darwin Hunt and Yosef Milgrom qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors. The members of our compensation committee are Darwin Hunt, Yosef Milgrom, and Julien Machot. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Darwin Hunt, Yosef Milgrom, and Julien Machot are independent and Mr. Hunt chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Darwin Hunt, Yosef Milgrom, and Julien Machot, and Mr. Hunt serves as chair of the nominating and corporate governance committee.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees, which is filed as an exhibit to this Report. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11. Executive Compensation.

ClearThink 1 Sponsor Manager LLC, the managers of which are William Brock, our Chief Executive Officer, and Ari Brown, a Managing Director at ClearThink Capital, is the sole managing member of our sponsor which paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. The sponsor also purchased private units. None of our directors or officers have received any cash compensation for services rendered to us. No cash finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of theirs, for services rendered prior to, or for any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be entitled to certain payments including, but not limited to, reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Additionally, these individuals will be eligible to receive a transfer or reallocation of founder shares for any extraordinary services rendered in order to identify or effectuate the consummation of our initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2026, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of any Class A ordinary shares issuable upon conversion of any rights, as these rights are not convertible into ordinary shares within 60 days of March 30, 2026.

On October 14, 2025, our sponsor paid $25,000, or approximately $0.004 per share, in exchange for the issuance of 4,791,667 founder shares (after the surrender by our sponsor and cancellation of 958,333 of such shares originally purchased by our sponsor). Up to 625,000 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment option is exercised. The post-offering percentages in the following table assume that the underwriters partially exercised their over-allotment option for 15,000 additional units, that our initial shareholder has forfeited 625,000 founder shares, and that there are 16,996,667 ordinary shares, consisting of (i) 12,515,000 Class A ordinary shares; (ii) 4,166,667 Class B ordinary shares, and (iii) 315,000 private shares included in the private units issued and outstanding after our initial public offering.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class B Ordinary Shares
ClearThink 1 Sponsor LLC(2)(3)(4)	315,000	1.72%	4,166,667	100%
William Brock(3)	-	-	-
Thomas Zipser	-	-	-
Darwin Hunt	-	-	-
Yosef Milgrom	-	-	-
Julien Machot	-	-	-
All officers and directors as a group (5 persons)	315,000	1.72%	4,166,667	100%

Unless otherwise noted, the business address of each of the following is c/o ClearThink 1 Acquisition Corp., 150 E. Palmetto Park Road, Suite 202, Boca Raton, Florida 33432.

The number and percentage of Class A ordinary shares does not include the private rights comprising a part of the private units purchased by the sponsor upon the consummation of our initial public offering. The Class B ordinary shares, all of which are founder shares, will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holders thereof, subject to adjustment, and with respect to the interests held after our initial public offering, Class A ordinary shares issuable pursuant to a private placement.

(3)	ClearThink 1 Sponsor LLC is the record holder of the shares reported herein. ClearThink 1 Sponsor Manager LLC, the managers of which are William Brock, our Chief Executive Officer, and Ari Brown, a Managing Director at ClearThink Capital LLC, is the sole managing members of ClearThink 1 Sponsor LLC. Mr. Brock and Mr. Brown have sole voting and investment discretion with respect to the ordinary shares held of record by ClearThink 1 Sponsor LLC. ClearThink Capital LLC is wholly-owned by Robert Steven Brown. Pursuant to an Insider Letter to be entered into between our initial shareholders and the Underwriters, ClearThink 1 Sponsor LLC has agreed not to transfer, assign or sell any of their founder shares and private units, excluding any public units and underlying public shares and public rights that may be purchased in the offering, for a period ending on the earlier of six months after the completion of our initial business combination or the date on which the closing price of the Class A ordinary shares exceeds $11.50 for any 20 trading days within a 30-trading day period following the closing of our initial business combination; except to certain permitted transferees and under certain limited circumstances. Does not reflect any reallocation and assignment of the Class B ordinary shares held by the sponsor to our executive officers or directors that may occur at the time of our initial business combination.

(4)	Does not include up to 625,000 founder shares that will be forfeited depending on the extent to which the underwriters’ over-allotment option is exercised.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On October 14, 2025, our sponsor paid $25,000, or approximately $0.005 per share, in exchange for the issuance of 4,791,667 Class B ordinary shares (after taking into account the surrender by our sponsor and cancellation of 958,333 Class B ordinary shares on or about the date of our initial public offering). The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 14,375,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent approximately 25% of the outstanding shares after our initial public offering, excluding the Class A ordinary shares underlying the private units, if any. Up to 625,000 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment option is exercised. If we increase or decrease the size of the offering, we will effect a share capitalization or a share repurchase or redemption or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of our initial public offering in such amount as to maintain the number of founder shares at approximately 25% of our issued and outstanding ordinary shares upon the consummation of our initial public offering (excluding the private shares included in the private units).

Our sponsor or its affiliates purchased an aggregate of 315,000 private units at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of our initial public offering. The private units are identical to the public units sold in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) will be subject to lock-up arrangements for a period ending on the earlier of six months after the completion of our initial business combination or the date on which the closing price of the Class A ordinary shares exceeds $11.50 for any 20 trading days within a 30-trading day period following the closing of our initial business combination, subject to certain limited exceptions, (ii) and will be entitled to registration rights. A portion of the purchase price of the private units was added to the proceeds from our initial public offering and held in the trust account such that at the time of closing of our initial public offering $125,000,000 (or $143,750,000 if the underwriters exercise their over-allotment option in full) are held in the trust account. If we do not complete an initial business combination within 21 months from the closing of our initial public offering, unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association, the proceeds from the sale of the private units will be included in the liquidating distribution to our public shareholders and the private units will be worthless. The private units and are subject to the transfer restrictions described above. Otherwise, the private units have terms and provisions that will be identical to those of the units being sold in our initial public offering. While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares and our private units will be worthless.

Our principal executive offices are located at 150 E. Palmetto Park Road, Suite 202, Boca Raton, Florida 33432. We consider our current office space adequate for our current operations. No compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination without shareholder approval. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

As of December 31, 2025, our sponsor advanced $275,875 to us for working capital purposes. This amount was subsequently reclassified to a promissory note entered into with our sponsor as of October 14, 2025 (the “Note”), when our sponsor agreed to loan us up to $500,000 pursuant to the Note. The Note is non-interest bearing, unsecured and due on the earlier of March 31, 2026 or the closing of our initial public offering or the date on which the Company determines to not proceed with our initial public offering. We repaid the Note from the proceeds of our initial public offering not being placed in the Trust Account. The Sponsor advance was paid in full as part of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

Commencing on the date of our initial public offering, pursuant to an Administrative Support Agreement, we reimburse our sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, administrative and support services. We will cease paying these monthly fees upon completion of our initial business combination or our liquidation.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of founder shares, private placement units (and their underlying securities) and units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the founder shares and any Class A ordinary shares held by the sponsor, officers, and directors at the completion of our initial public offering or acquired prior to or in connection with the initial business combination, are entitled to registration rights pursuant to a registration rights agreement signed with the initial shareholders and the representative of the underwriters prior to the effective date of our initial public offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules prior to completion of our initial public offering. Our board has determined that each of Messrs. Hunt, Milgrom and Machot is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith + Brown, PC in connection with regulatory filings. The aggregate fees of WithumSmith + Brown, PC for professional services rendered for the audit of our annual financial statements and review of the financial information included in our other required filings with the SEC for the year ended December 31, 2025 totaled approximately $70,055. The aggregate fees of WithumSmith + Brown, PC related to audit services in connection with our initial public offering totaled approximately $30,680.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2025, we did not pay WithumSmith + Brown, PC any audit-related fees.

Tax Fees

We did not pay WithumSmith + Brown, PC for tax services, planning or advice for the year ended December 31, 2025.

All Other Fees

We did not pay WithumSmith + Brown, PC for any other services for the year ended December 31, 2025.

Pre-Approval Policy

Our audit committee was formed immediately prior to the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 23, 2026, by and between the Company and D. Boral Capital LLC, as representative of the several underwriters. (1)
3.1	Memorandum and Articles of Association. (2)
3.2	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Rights Certificate. (2)
4.4	Rights Agreement dated February 25, 2026 between VStock Transfer and ClearThink 1 Acquisition Corp. (1)
4.5	Description of Registered Securities.
10.1	Promissory Note, dated October 14, 2025, issued to the ClearThink 1 Sponsor LLC. (2)
10.2	Securities Subscription Agreement, dated October 14, 2025, between the Registrant and the Sponsor. (2)
10.3	Indemnity Agreement dated February 25, 2026 with William Brock (1)
10.4	Indemnity Agreement dated February 25, 2026 with Darwin Hunt (1)
10.5	Indemnity Agreement dated February 25, 2026 with Yosef Milgrom (1)
10.6	Indemnity Agreement dated February 25, 2026 with Julien Machot (1)
10.7	Indemnity Agreement dated February 25, 2026 with Thomas Zipser (1)
10.8	Investment Management Trust Agreement, dated February 25, 2026, by and between the Company and Equiniti Trust Company, LLC. (1)
10.9	Registration Rights Agreement, dated February 25, 2026, by and among the Company, the Sponsor, and certain securityholders. (1)
10.10	Insider Letter Agreement dated February 25, 2026 among ClearThink 1 Acquisition Corp., its directors and officers, and ClearThink 1 Sponsor LLC. (1)
10.11	Administrative Services Agreement, dated February 25, 2026, by and between the Company and the Sponsor. (1)
14	Code of Ethics.
19	Insider Trading Policy
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, filed with the SEC on February 27, 2026.

(2)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-292967), filed with the SEC on February 12, 2026.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2026	CLEARTHINK 1 ACQUISITION CORP.

	By:	/s/ William Brock
	Name:	William Brock
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William Brock	Chief Executive Officer and Director	March 31, 2026
William Brock	(Principal Executive Officer)

/s/ Thomas Zipser	Chief Financial Officer and Director	March 31, 2026
Thomas Zipser	(Principal Financial and Accounting Officer)

/s/ Darwin Hunt	Director	March 31, 2026
Darwin Hunt

/s/ Yosef Milgrom	Director	March 31, 2026
Yosef Milgrom

/s/ Julien Machot	Director	March 31, 2026
Julien Machot

CLEARTHINK 1 ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

ClearThink 1 Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ClearThink 1 Acquisition Corp. (the “Company”) as of December 31, 2025, and related statement of operations, statement of changes in shareholder’s deficit and statement of cash flows for the period from September 11, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from September 11, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 30, 2026

PCAOB Number 100

CLEARTHINK 1 ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

ASSETS
Current Assets:
Prepaid expenses	$59,999
Total Current Assets	59,999
Deferred offering costs	252,543
Total Assets	$312,542
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current Liabilities:
Accrued formation and offering costs	$58,159
Sponsor advance	275,875
Total Current Liabilities	334,034
Commitments and contingencies (Note 6)
Shareholder’s Deficit:
Preferred shares, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 440,000,000 shares authorized, none issued and outstanding	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 4,791,667 shares issued and outstanding as of December 31, 2025(1)	479
Additional paid-in capital	24,521
Accumulated deficit	(46,492)
Total Shareholder’s Deficit	(21,492)
Total Liabilities and Shareholder’s Deficit	$312,542

(1)	Includes an aggregate of up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). Shares and associated accounts have been retroactively restated to reflect the surrender of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price (see note 7).

The accompanying notes are an integral part of these financial statements.

CLEARTHINK 1 ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 11, 2025 (INCEPTION) TO

DECEMBER 31, 2025

Formation, general, and administrative costs	$46,492
TOTAL EXPENSES	46,492
Net loss	$(46,492)
Weighted average shares outstanding basic and diluted Class B ordinary shares(1)	4,166,667
Basic and diluted net loss per ordinary share	$(0.01)

(1)	Excludes an aggregate of up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). Shares and associated accounts have been retroactively restated to reflect the surrender by the Sponsor of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price (see note 7).

The accompanying notes are an integral part of these financial statements.

CLEARTHINK 1 ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM SEPTEMBER 11, 2025 (INCEPTION) TO

DECEMBER 31, 2025

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 11, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	4,791,667	479	24,521	—	25,000
Net loss				(46,492)	(46,492)
Balance, December 31, 2025	4,791,667	$479	$24,521	$(46,492)	$(21,492)

(1)	Includes an aggregate of up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). Shares and associated accounts have been retroactively restated to reflect the surrender of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price (see note 7).

The accompanying notes are an integral part of these financial statements.

CLEARTHINK 1 ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 11, 2025 (INCEPTION) TO

DECEMBER 31, 2025

Cash Flows From Operating Activities:
Net loss	$(46,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operating expenses through sponsor advance	46,492
Net Cash Provided By Operating Activities	—
Net change in cash	—
Cash at beginning of period	—
Cash at end of period	$—
Supplemental Schedule of Non-Cash Financing Activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in Sponsor advance	$196,568
Prepaid expenses included in Sponsor advance	$79,308
Deferred offering costs included in accrued formation and offering costs	$8,159

The accompanying notes are an integral part of these financial statements.

CLEARTHINK 1 ACQUISITION CORP.

Notes to Financial Statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND GOING CONCERN

ClearThink 1 Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 11, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, however, it intends to focus our search on high potential businesses based in the United States. The Company is an early-stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from September 11, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On February 25, 2026, the Company consummated its Initial Public Offering of 12,500,000 units (the “Public Units” and, with respect to the Class A ordinary shares (as defined below) included in the Public Units being offered, the “Public Shares”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $125,000,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 315,000 Units (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, ClearThink 1 Sponsor LLC (the “Sponsor”).

On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price, resulting in additional gross proceeds to the Company of $150,000, before underwriting discounts and commissions.

Transaction costs amounted to $1,197,592, consisting of underwriter’s commission of $625,000, and $572,592 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding income and franchise taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Public Share sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Units, will be held in a Trust Account (the “Trust Account”) and initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account), net of taxes payable for the Company’s franchise and income taxes or funds for working capital requirements (“Permitted Withdrawals”). There will be no redemption rights upon the completion of a Business Combination with respect to the Private Placement Units. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires a resolution be passed by a majority of the holders of the Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and the Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares,” and together with the Class A ordinary shares, the “ordinary shares”) as, being entitled to do so, vote in person or by proxy at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Articles”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination and waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other material provisions relating to (x) the rights of holders of our Class A ordinary shares or (y) pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 21 months from the closing of the Initial Public Offering. The Company may seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial business combination, provided the Company deposits an additional $0.033 per share, or such lesser amount as shall be acceptable to the non-redeeming public holders, for each month in the Trust Account (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash of $0, a working capital deficit of $274,035, and deferred offering costs of $252,543.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). Cash and working capital were $1,737,168 and $1,727,277, respectively, after the closing of the Initial Public Offering.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company will apply this guidance to allocate the Proposed Public Offering proceeds from the Public Units between Public Shares and rights, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the rights included in the Public Units and Private Placement Units will be charged to shareholders’ equity as the rights, after management’s evaluation, were accounted for under equity treatment. If the Proposed Public Offering is not completed, offering costs will be charged to the statement of operations.

As of December 31, 2025, the Company had deferred offering costs of $252,543.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 625,000 Class B ordinary shares held by the Sponsor that are subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriters (see Note 6). As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. As of December 31, 2025, there were no assets or liabilities that qualify as financial instruments.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Over-allotment Liability

The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to the guidance contained in FASB ASC 480, “Distinguishing Liabilities from Equity”.

Rights

The Company accounts for the Public Rights issued in connection with the Public Offering and the Private Placement Rights in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Rights and the Private Placement Rights meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations. There were no rights outstanding as of December 31, 2025.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 — “Segment Reporting — Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This update requires public entities to disclose their significant segment expense categories and amounts for each reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. As of December 31, 2025, the Company reported its operations as a single reportable segment, noting no disaggregation of Company activities, management or allocation of resources by geographic region, business activity or organizational method, thus this new guidance does not affect the disclosures. See Note 8 for further information.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 12,500,000 Units at a purchase price of $10.00 per Unit. Each Unit will consist of one Class A ordinary share and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial business combination. Each five rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial business combination. The Company will not issue fractional ordinary shares.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold to the Sponsor a total of 315,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $3,150,000 in the aggregate. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial business combination. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions. The proceeds from the sale of the Private Placement Units were added to the cash outside the Trust Account, and the net proceeds from the Initial Public Offering were held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units may be used to in part fund the redemption of the Public Shares (subject to the requirements of applicable law) if necessary, and the Private Placement Units will expire worthless. The Private Placement Units (and the securities comprising such units) will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s initial Business Combination or earlier if, subsequent to an initial Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On October 14, 2025, the Sponsor received 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange of a payment of $25,000 to a vendor. Shares and associated accounts have been retroactively restated to reflect the surrender by the Sponsor of 958,333 Class B ordinary shares for no consideration on February 23, 2026.

Up to 625,000 Founder Shares held by the Sponsor are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering.

On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price. Shares and associated accounts have been retroactively restated to reflect the issuance of the 15,000 Class B ordinary shares and the surrender of the remaining shares subject to forfeiture of 610,000 as the underwriters did not exercise the remaining over-allotment option. As of December 31, 2025, there were 4,791,667 Class B ordinary shares outstanding.

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of founder shares have the same stockholder rights as public stockholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the founder shares are entitled to registration rights; (iii) the initial stockholders, officers, directors and members of the advisory board, pursuant to a letter agreement with the Company, and the representative of the underwriters, pursuant to the underwriting agreement, have agreed to (A) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial business combination, (B) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a stockholder vote to approve an amendment to the amended and restated articles of incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company fails to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial business combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any founder shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of the initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction), (iv) the founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated articles of incorporation, and (v) prior to the closing of the initial business combination, only holders of shares of Class B ordinary shares will be entitled to vote on the appointment and removal of directors.

With certain limited exceptions, the founder shares are not transferable, assignable or saleable (except to officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the completion of the initial business combination.

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. As of December 31, 2025, there was no outstanding balance.

Promissory Note – Related Party

The Sponsor has agreed to loan the Company up to $500,000 under an unsecured promissory note to be used for a portion of the expenses of this offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2025, or the closing of the Public Offering. As of December 31, 2025, there was $0 outstanding under such promissory note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $1.00 per right. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Sponsor Advance

The Sponsor has funded certain Company expenses. As of December 31, 2025, the outstanding balance was $275,875 and is due on demand. The amount was paid in full at the Initial Public Offering.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Units (and the securities comprising such units and any ordinary shares issuable upon conversion of the rights and upon conversion of the Founder Shares) are entitled to registration rights pursuant to the registration rights agreements to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreements provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price.

The underwriters were paid an underwriting discount of $0.05 per unit, or $625,000 in the aggregate, upon the closing of the Initial Public Offering.

On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price, resulting in additional gross proceeds to the Company of $150,000, before underwriting discounts and commissions.

NOTE 7 — SHAREHOLDER’S DEFICIT

Preferred Shares — The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 440,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 4,791,667 Class B ordinary shares issued and outstanding, up to 625,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. Shares and associated accounts have been retroactively restated to reflect the surrender by the Sponsor of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price. Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with the Company’s initial Business Combination, it may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The Founder Shares are designated as Class B ordinary shares and will automatically convert at a ratio of one-for-one into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the Trust Account if the Company does not consummate an initial Business Combination) at the time of the Company’s initial Business Combination.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s amended and restated memorandum and articles of association with respect to its pre-initial business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one fifth (1/5) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

Formation and operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation and operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Assets and liabilities are reviewed and monitored by the CODM to manage to ensure enough capital is available to support ongoing operations and complete a Business Combination or similar transaction within the Combination Period. Assets and liabilities, as reported on the balance sheet, are the significant assets and liabilities provided to the CODM on a regular basis.

All segment items included in net loss are reported on the statement of operations and described within their respective disclosures.

All segment items are included in assets and liabilities on the balance sheet and described within their respective disclosures.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 27, 2026, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except for the events listed below.

On February 23, 2026, the Sponsor cancelled and surrendered 958,333 Class B ordinary shares and 4,791,667 Class B ordinary shares were outstanding.

Pursuant to the Initial Public Offering, the Company sold 12,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class ordinary share and one right to receive on-fifth (1/5) of a Class A ordinary share upon consummation of an initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold to the Sponsor a total of 315,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $3,150,000 in the aggregate. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial business combination. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions.

The Sponsor has funded certain Company expenses. As of December 31, 2025, the outstanding balance was $275,875 and is due on demand. The amount was paid in full at the Initial Public Offering.

On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price, resulting in additional gross proceeds to the Company of $150,000, before underwriting discounts and commissions.

