Form 10-Q
period 2026-03-31
Clearthink 1 Acquisition Corp.
filed 2026-05-15
CIK 2094073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 001-43139

ClearThink 1 Acquisition Corp.

(Name of Registrant in Its Charter)

Cayman Islands	N/A
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 E. Palmetto Park Road

Suite 202

Boca Raton, Florida 33432

(Address of principal executive offices)

+1 (561) 358-3696

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,515,000 Class A ordinary shares, $0.0001 par value per share, and 4,171,667 Class B ordinary shares, $0.0001 par value per share, at May 15, 2026.

CLEARTHINK 1 ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTHINK 1 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$1,556,851	$-
Prepaid expenses	191,092	59,999
Total Current Assets	1,747,943	59,999
Deferred offering costs	-	252,543
Cash Held in Trust Account	125,569,810	-
Total Assets	$127,317,753	$312,542
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued formation and offering costs	$-	$58,159
Accounts payable	25,681	-
Sponsor advance	-	275,875
Total Current Liabilities	25,681	334,034
Commitments and contingencies (Note 6)

Class A Ordinary Share, $0.0001 par value; 12,515,000 and 0 shares subject to possible redemption at $10.05 and $0.00 per share at March 31, 2026 and December 31, 2025, respectively	125,569,810	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 440,000,000 shares authorized, 315,000 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	31	-
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 4,791,667 shares issued and outstanding at March 31, 2026 and December 31, 2025 (1)	479	479
Additional paid-in capital	1,353,450	24,521
Retained Earnings (Accumulated deficit)	368,302	(46,492)
Total Shareholders’ Equity (Deficit)	1,722,262	(21,492)
Total Liabilities and Shareholders’ Equity (Deficit)	$127,317,753	$312,542

(1)	Includes an aggregate of up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). Shares and associated accounts have been retroactively restated to reflect the surrender of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price (see note 7). Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered on April 11, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEARTHINK 1 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Formation and operating expenses	$208,655
TOTAL EXPENSES	(208,655)

Other income
Change in fair value of over-allotment derivative liability	203,639
Interest income earned on cash held in Trust account	419,810
TOTAL OTHER INCOME	623,449

Net income	$414,794

Weighted average shares outstanding of Class A Ordinary shares, basic and diluted	4,846,889
Basic and diluted net income per share, Class A ordinary shares	$0.05
Weighted average shares outstanding of Non-redeemable Class A and B Ordinary Shares, basic (1)	4,168,556
Basic net income per share, Non-redeemable Class B ordinary shares	$0.05
Weighted average shares outstanding of Non-redeemable Class B Ordinary Shares, diluted (1)	4,171,667
Diluted net income per share, Non-redeemable Class B ordinary shares	$0.05

(1)	Excludes an aggregate of up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). Shares and associated accounts have been retroactively restated to reflect the surrender of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price (see note 7). Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered on April 11, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEARTHINK 1 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares			Additional Paid-In	Retained Earnings (Accumulated	Shareholders’ Equity
	Shares	Amount	Shares		Amount	Capital	Deficit)	(Deficit)
Balance, December 31, 2025	-	$-	4,791,667	(1)	$479	$24,521	$(46,492)	$(21,492)
Private placement, proceeds	315,000	31	-		-	3,149,969	-	3,150,000
Public rights, fair value	-	-	-		-	3,046,875	-	3,046,875
Offering costs allocated to public rights	-	-	-		-	(42,923)	-	(42,923)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-		-	(4,824,992)	-	(4,824,992)
Net income	-	-	-		-	-	414,794	414,794
Balance, March 31, 2026	315,000	$31	4,791,667		$479	$1,353,450	$368,302	$1,722,262

(1)	Includes an aggregate of up to 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). Shares and associated accounts have been retroactively restated to reflect the surrender of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price (see note 7). Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered on April 11, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEARTHINK 1 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows Used in Operating Activities:
Net income	$414,794
Adjustments to reconcile net income to net cash used in operating activities
Interest income earned on cash held in Trust account	(419,810)
Change in fair value of over-allotment derivative liability	(203,640)
Changes in operating assets and liabilities:
Deferred offering costs	244,386
Prepaid expenses	(181,093)
Accrued expenses and offering costs	25,681
Net Cash Used in Operating Activities	(119,682)

Cash Flows Used in Investing Activities:
Cash deposited into Trust	(125,150,000)
Cash Flows Used in Investing Activities	(125,150,000)

Cash Flows Provided by Financing Activities:
Proceeds from issuance of Class A shares	125,150,000
Repayment to related party, net of advances	(275,875)
Proceeds from Private Placement	3,150,000
Payment of offering costs	(1,197,592)
Net Cash Provided by Financing Activities	126,826,533

Net change in cash	1,556,851
Cash at beginning of period	-
Cash at end of period	$1,556,851

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Deferred offering costs included in accrued formation and offering costs	$8,159
Prepaid expenses included in accrued formation and offering costs	$50,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEARTHINK 1 ACQUISITION CORP.

Notes to Unaudited Condensed Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ClearThink 1 Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 11, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, however, it intends to focus its search on high potential businesses based in the United States. The Company is an early-stage and emerging growth company; and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 11, 2025 (inception) through March 31, 2026, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company has not completed a Business Combination within 21 months from the closing of the Initial Public Offering, the Company may seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial Business Combination, provided the Company deposits an additional $0.033 per share, or such lesser amount as shall be acceptable to the non-redeeming public holders, for each month in the Trust Account (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $1,556,851 and working capital of $1,722,262.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate the Initial Public Offering proceeds from the Public Units between Class A ordinary shares and rights, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the rights included in the Public Units and Private Placement Units were charged to shareholders’ equity as the rights, after management’s evaluation, were accounted for under equity treatment.

As of March 31, 2026 and December 31, 2025, the Company had deferred offering costs of $0 and $252,543, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Diluted earnings per share differs from basic earnings per share. For diluted earnings per share, the forfeited Class B ordinary shares are considered forfeited at the beginning of the period presented. For basic earnings per share, the forfeited Class B ordinary shares are considered forfeited on the date of forfeiture.

The following table reflects the calculation of basic net income per ordinary share.

For the Three Months Ended
March 31, 2026
Class A ordinary shares
Numerator: Allocation of net income	$223,002
Denominator: Weighted average shares outstanding	4,846,889
Net income per Class A Ordinary Share	$0.05
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$191,792
Denominator: Weighted average shares outstanding	4,168,556
Net income per Class B Ordinary Share	$0.05

The following table reflects the calculation of basic and diluted net income per ordinary share.

For the Three Months Ended
March 31, 2026
Class A ordinary shares
Numerator: Allocation of net income	$222,925
Denominator: Weighted average shares outstanding	4,846,889
Net income per Class A Ordinary Share	$0.05
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$191,869
Denominator: Weighted average shares outstanding	4,171,667
Net income per Class B Ordinary Share	$0.05

Cash Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $125,569,810 and $0 Cash Held in Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. As of March 31, 2026, there were no assets or liabilities that qualify as financial instruments.

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

Over-allotment Liability

The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to the guidance contained in FASB ASC 480, “Distinguishing Liabilities from Equity”.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$125,150,000
Less: Proceeds allocated to public rights	(3,046,875)
Less: Proceeds allocated to over-allotment option	(203,639)
Less: Public shares issuance costs	(1,154,668)
Add: Remeasurement of carrying value to redemption value	4,824,992
Class A shares subject to possible redemption March 31, 2026	$125,569,810

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

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

NOTE 4 - PRIVATE PLACEMENT

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

NOTE 5 - RELATED PARTIES

Founder Shares

On October 14, 2025, the Sponsor received 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange of a payment of $25,000 to a vendor. Shares and associated accounts have been retroactively restated to reflect the surrender by the Sponsor of 958,333 Class B ordinary shares for no consideration on February 23, 2026 and 4,791,667 Class B ordinary shares were outstanding.

Up to 625,000 Founder Shares held by the Sponsor are subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering.

On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price. Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered in April 2026.

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

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2026, the Company incurred expense of $15,000 under this agreement. As of March 31, 2026 and December 31, 2025, there was no outstanding balance.

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $500,000 under an unsecured promissory note to be used for a portion of the expenses of this offering. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, there was $0 outstanding under such promissory note. The promissory note is no longer available for borrowing.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Sponsor Advance

The Sponsor has funded certain Company expenses. As of March 31, 2026 and December 31, 2025, the outstanding balance was $0 and $275,875, respectively, and is due on demand. The amount was paid in full at the Initial Public Offering.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Units (and the securities comprising such units and any ordinary shares issuable upon conversion of the rights and upon conversion of the Founder Shares) are entitled to registration rights pursuant to the registration rights agreements signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreements provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,875,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price. Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering.

The underwriters were paid an underwriting discount of $0.05 per unit, or $625,000 in the aggregate, upon the closing of the Initial Public Offering.

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 440,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 315,000 and no Class A ordinary shares issued or outstanding, excluding 12,515,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 4,791,667 Class B ordinary shares issued and outstanding, up to 625,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. Shares and associated accounts have been retroactively restated to reflect the surrender by the Sponsor of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price. Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered in April 2026.

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

Rights – There were 12,815,000 and no rights outstanding as of March 31, 2026 and December 31, 2025. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s amended and restated memorandum and articles of association with respect to its pre-initial Business Combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one fifth (1/5) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

NOTE 8 - SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Public Rights issued in the Initial Public Offering is $3,046,875, or $0.24 per Public Right. The fair value of the Public Rights was determined using the Black-Scholes model, which is a Level 3 measurement. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ equity and will not require remeasurement.

The assumptions used to determine the fair value of the Public Rights are as follows:

February 25, 2026
Market implied share rate value	$0.24
Value of Class A Ordinary Share	$9.76

The fair value of the underwriters’ over-allotment option issued in the Initial Public Offering is $203,639. The fair value of the underwriters’ over-allotment option was determined using the Black-Scholes model, which is a Level 3 measurement.

The assumptions used to determine fair value of the underwriters’ over-allotment option are as follows:

February 25, 2026
Term	45 days
Dividend rate	0%
Risk Free Rate	3.74%
Volatility	6.00%

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 15, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except for the events listed below.

In connection with the Company’s Initial Public Offering, the Company granted the underwriters a 45-day option to purchase additional Units to cover over-allotments, if any. The underwriters partially exercised this option on February 26, 2026. Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered on April 11, 2026.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our initial public offering, and subsequent to our initial public offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination at the earliest. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the three months ended March 31, 2026, we had net income of $414,794, which represents interest income earned on cash held in the trust account of $419,810, and the change in the fair value of the overallotment option of $203,639, partially offset by $208,655 in formation and operating costs.

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

As of March 31, 2026, the Company had cash of $1,556,851 and working capital of $1,722,262.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. Cash and working capital were $1,737,168 and $1,727,277, respectively, after the closing of the Initial Public Offering, and $1,556,851 and $1,722,262, respectively, as of March 31, 2026.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, other than an agreement to pay our sponsor or its affiliate up to a monthly fee of $15,000 for office space, administrative and support services. We began incurring these fees on February 24, 2026 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Critical Accounting Estimates

We prepare our unaudited condensed financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking into account our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

There are no critical accounting estimates that were made with respect to the preparation of the historical unaudited condensed financial statements; however, the Company will be required to account for complex financial instruments at fair value upon the completion of our initial public offering, Such estimates will be critical to the Company’s (i) closing date allocation of proceeds to any instruments classified in equity, temporary equity or as liabilities and (ii) subsequent measurement with respect to the accretion of redeemable shares to their redemption amount and changes in the fair value of any liability classified instruments.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including the war with Iran and trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine, and the rising conflicts with Iran and elsewhere in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The war with Iran has resulted in spikes in fuel prices, among other consequences. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete an initial Business Combination and the value of the Company’s securities. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2026, the Registration Statement on Form S-1 (File No. 333-292967), as amended, relating to the initial public offering (the “IPO”) of the Company, was declared effective by the SEC. On February 23, 2026, the Company filed a subsequent registration statement on Form S-1 (File No. 333-293666) pursuant to Rule 462(b) of the Securities Act of 1933, as amended, and also in connection with the Company’s IPO, which subsequent registration statement became automatically effective upon its filing.

On February 25, 2026, the Company consummated the IPO of 12,500,000 Units, each Unit consists of one Class A ordinary share, and one right to receive one-fifth of an Ordinary Share, with each five rights entitling the holder thereof to receive one ordinary share upon the consummation of an initial business combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $125,000,000. Consequently, a total of $125,000,000 of the proceeds from the IPO and the private placement with ClearThink 1 Sponsor LLC, the Company’s sponsor, described below, were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). In addition, on February 26, 2026, the IPO underwriter partially exercised its over-allotment option for 15,000 Units, generating additional gross proceeds to the Company of $150,000. Such proceeds, consisting of the entirety of the proceeds received by the Company after deduction for commissions from the IPO, plus additional funds from the private placement, were deposited in the Trust Account.

Simultaneously with the closing of the IPO, the Company completed the private sale and issuance of an aggregate of 315,000 units (the “Private Units”) to the Company’s sponsor, at a price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,150,000. Each Private Unit consists of one Class A ordinary share and one right to receive one-fifth of a Class A ordinary share, with each five rights entitling the holder thereof to receive one Class A ordinary share upon the consummation of an initial business combination. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

For a description of the use of the proceeds generated in the IPO and from the sale of the Private Units, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 23, 2026, by and between the Company and D. Boral Capital LLC, as representative of the several underwriters. (1)
3.1	Memorandum and Articles of Association. (2)
3.2	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Rights Certificate. (2)
4.4	Rights Agreement dated February 25, 2026 between VStock Transfer and ClearThink 1 Acquisition Corp. (1)
4.5	Description of Registered Securities (3)
10.1	Promissory Note, dated October 14, 2025, issued to the ClearThink 1 Sponsor LLC. (2)
10.2	Securities Subscription Agreement, dated October 14, 2025, between the Registrant and the Sponsor. (2)
10.3	Indemnity Agreement dated February 25, 2026 with William Brock (1)
10.4	Indemnity Agreement dated February 25, 2026 with Darwin Hunt (1)
10.5	Indemnity Agreement dated February 25, 2026 with Yosef Milgrom (1)
10.6	Indemnity Agreement dated February 25, 2026 with Julien Machot (1)
10.7	Indemnity Agreement dated February 25, 2026 with Thomas Zipser (1)
10.8	Investment Management Trust Agreement, dated February 25, 2026, by and between the Company and Equiniti Trust Company, LLC. (1)
10.9	Registration Rights Agreement, dated February 25, 2026, by and among the Company, the Sponsor, and certain securityholders. (1)
10.10	Insider Letter Agreement dated February 25, 2026 among ClearThink 1 Acquisition Corp., its directors and officers, and ClearThink 1 Sponsor LLC. (1)
10.11	Administrative Services Agreement, dated February 25, 2026, by and between the Company and the Sponsor. (1)
14	Code of Ethics. (3)
19	Insider Trading Policy (3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (3)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Registration Statement on Form 8-K, filed with the SEC on February 27, 2026.
(2)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-292967), filed with the SEC on February 12, 2026.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2026	CLEARTHINK 1 ACQUISITION CORP.

	By:	/s/ William Brock
	Name:	William Brock
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas Zipser
	Name:	Thomas Zipser
	Title:	Chief Financial Officer (Principal Financial Officer)

