Form 10-Q
period 2026-06-30
Clearthink 1 Acquisition Corp.
filed 2026-08-17
CIK 2094073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,830,000 Class A ordinary shares, $0.0001 par value per share, and 4,171,667 Class B ordinary shares, $0.0001 par value per share, at August 14, 2026.

CLEARTHINK 1 ACQUISITION CORP.

I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLEARTHINK 1 ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current Assets:
Cash	$1,406,691	$-
Prepaid expenses	163,124	59,999
Total Current Assets	1,569,815	59,999
Deferred offering costs	-	252,543
Cash Held in Trust Account	126,658,210	-
Total Assets	$128,228,025	$312,542
LIABILITIES, SHARE SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued formation and offering costs	$-	$58,159
Accounts payable	5,831	-
Sponsor advance	-	275,875
Total Current Liabilities	5,831	334,034
Commitments and contingencies (Note 6)

Class A Ordinary Share, $0.0001 par value; 12,515,000 and 0 shares subject to possible redemption at $10.12 and $0.00 per share at June 30, 2026 and December 31, 2025, respectively	126,658,210	-

Shareholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 440,000,000 shares authorized, 315,000 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively, excluding 12,515,000 shares subject to possible redemption	31	-
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized,4,171,667 and 4,791,667 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (1)	417	479
Additional paid-in capital	265,111	24,521
Retained Earnings (Accumulated deficit)	1,298,425	(46,492)
Total Shareholders’ Equity (Deficit)	1,563,984	(21,492)
Total Liabilities and Shareholders’ Equity (Deficit)	$128,228,025	$312,542

(1)	As of December 31, 2025, includes 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). Shares and associated accounts have been retroactively restated to reflect the surrender of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price (see note 7). The underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered on April 11, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEARTHINK 1 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$158,277	$366,932
TOTAL EXPENSES	(158,277)	(366,932)

Other income
Change in fair value of over-allotment derivative liability	-	203,639
Interest income earned on cash held in Trust account	1,088,400	1,508,210
TOTAL OTHER INCOME	1,088,400	1,711,849

Net income	$930,123	$1,344,917

Weighted average shares outstanding of Class A Ordinary shares, basic and diluted	12,830,000	8,860,414
Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.10
Weighted average shares outstanding of Non-redeemable Class B Ordinary Shares, basic (1)	4,171,667	4,170,120
Basic net income per share, Non-redeemable Class B ordinary shares	$0.05	$0.10
Weighted average shares outstanding of Non-redeemable Class B Ordinary Shares, diluted (1)	4,171,667	4,171,667
Diluted net income per share, Non-redeemable Class B ordinary shares	$0.05	$0.10

(1)	Shares and associated accounts have been retroactively restated to reflect the surrender of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price (see note 7). The underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered on April 11, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEARTHINK 1 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares			Additional Paid-In	Retained Earnings (Accumulated	Shareholders’ Equity
	Shares	Amount	Shares		Amount	Capital	Deficit)	(Deficit)
Balance, December 31, 2025	-	$-	4,791,667	(1)	$479	$24,521	$(46,492)	$(21,492)
Private placement, proceeds	315,000	31	-		-	3,149,969	-	3,150,000
Public rights, fair value	-	-	-		-	3,046,875	-	3,046,875
Offering costs allocated to public rights	-	-	-		-	(42,923)	-	(42,923)
Accretion for Class A ordinary shares subject to possible redemption	-	-	-		-	(4,824,992)	-	(4,824,992)
Net income	-	-	-		-	-	414,794	414,794
Balance, March 31, 2026	315,000	31	4,791,667		479	1,353,450	368,302	1,722,262
Accretion for Class A ordinary shares subject to possible redemption	-	-	-		-	(1,088,401)	-	(1,088,401)
Forfeiture of Class B ordinary shares	-	-	(620,000)		(62)	62	-	-
Net income	-	-	-		-	-	930,123	930,123
Balance, June 30, 2026	315,000	$31	4,171,667		$417	$265,111	$1,298,425	$1,563,984

(1)	Includes 625,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). Shares and associated accounts have been retroactively restated to reflect the surrender of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price (see note 7). The underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered on April 11, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEARTHINK 1 ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash Flows Used in Operating Activities:
Net income	$1,344,917
Adjustments to reconcile net income to net cash used in operating activities
Interest income earned on cash held in Trust account	(1,508,210)
Change in fair value of over-allotment derivative liability	(203,639)
Changes in operating assets and liabilities:
Deferred offering costs	244,384
Prepaid expenses	(153,125)
Accrued expenses and offering costs	5,831
Net Cash Used in Operating Activities	(269,842)

Cash Flows Used in Investing Activities:
Cash deposited into Trust	(125,150,000)
Cash Flows Used in Investing Activities	(125,150,000)

Cash Flows Provided by Financing Activities:
Proceeds from issuance of Class A shares	125,150,000
Repayment to related party, net of advances	(275,875)
Proceeds from Private Placement	3,150,000
Payment of offering costs	(1,197,592)
Net Cash Provided by Financing Activities	126,826,533

Net change in cash	1,406,691
Cash at beginning of period	-
Cash at end of period	$1,406,691

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 11, 2025 (inception) through June 30, 2026, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding income and franchise taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management has agreed that $10.00 per Public Share sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Units, will be held in a Trust Account (the “Trust Account”) and initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

If the Company has not completed a Business Combination within 21 months from the closing of the Initial Public Offering, the Company may seek shareholder approval to amend its amended and restated memorandum and articles of association to extend the date by which the Company must consummate its initial Business Combination, provided the Company deposits an additional $0.033 per share, or such lesser amount as shall be acceptable to the non-redeeming public holders, for each month in the Trust Account (the “Combination Period”). Otherwise, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay the Permitted Withdrawals, if any (which interest shall be net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has it independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, the Company may not be able to complete its initial Business Combination, and the Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Form 8-K/A filed with the SEC on March 5, 2026, the audited financial statements and notes thereto included in the Company’s Registration Statement on Form S-1, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 15, 2026.

The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $1,406,691 and working capital of $1,563,984.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments held outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, the Company had deferred offering costs of $0 and $252,543, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2026, the Company, except as noted below, did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Diluted earnings per share differs from basic earnings per share. For diluted earnings per share, the forfeited Class B ordinary shares are considered forfeited at the beginning of the period presented. For basic earnings per share, the forfeited Class B ordinary shares are considered forfeited on the date of forfeiture.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the private placement of the Private Placement Units to receive an aggregate of 2,566,000 ordinary shares in the calculation of diluted income (loss) per ordinary share, because their issuance is contingent upon future events.

The following table reflects the calculation of basic net income per ordinary share.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
Class A ordinary shares
Numerator: Allocation of net income	$701,900	$914,508
Denominator: Weighted average shares outstanding	12,830,000	8,860,414
Net income per Class A Ordinary Share	$0.05	$0.10
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$228,223	$430,409
Denominator: Weighted average shares outstanding	4,171,667	4,170,120
Net income per Class B Ordinary Share	$0.05	$0.10

The following table reflects the calculation of diluted net income per ordinary share.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
Class A ordinary shares
Numerator: Allocation of net income	$701,900	$914,399
Denominator: Weighted average shares outstanding	12,830,000	8,860,414
Net income per Class A Ordinary Share	$0.05	$0.10
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$228,223	$430,518
Denominator: Weighted average shares outstanding	4,171,667	4,171,667
Net income per Class B Ordinary Share	$0.05	$0.10

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $126,658,210 and $0, respectively, Cash Held in Trust Account.

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$125,150,000
Less: Proceeds allocated to public rights	(3,046,875)
Less: Proceeds allocated to over-allotment option	(203,639)
Less: Public shares issuance costs	(1,154,669)
Add: Remeasurement of carrying value to redemption value	4,824,992
Class A shares subject to possible redemption March 31, 2026	125,569,809
Add: Remeasurement of carrying value to redemption value	1,088,401
Class A shares subject to possible redemption June 30, 2026	$126,658,210

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 5 - RELATED PARTIES

Founder Shares

On October 14, 2025, the Sponsor received 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange of a payment of $25,000 to a vendor. Shares and associated accounts have been retroactively restated to reflect the surrender by the Sponsor of 958,333 Class B ordinary shares for no consideration on February 23, 2026 and 4,791,667 Class B ordinary shares were outstanding as of December 31, 2025.

Up to 625,000 Founder Shares held by the Sponsor were subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares will collectively represent 25% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering.

On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price. The underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered in April 2026, resulting in 4,171,667 Class B ordinary shares outstanding as of June 30, 2026.

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, and holders of founder shares have the same stockholder rights as public stockholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the founder shares are entitled to registration rights; (iii) the initial stockholders, officers, directors and members of the advisory board, pursuant to a letter agreement with the Company, and the representative of the underwriters, pursuant to the underwriting agreement, have agreed to (A) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a stockholder vote to approve an amendment to the amended and restated articles of incorporation (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the completion window or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company fails to complete the initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction), (iv) the founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated articles of incorporation, and (v) prior to the closing of the initial Business Combination, only holders of shares of Class B ordinary shares will be entitled to vote on the appointment and removal of directors.

With certain limited exceptions, the founder shares are not transferable, assignable or saleable (except to officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the completion of the initial Business Combination.

General and Administrative Services

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate thereof a monthly fee of $15,000 for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred expense of $45,000 and $60,000, respectively, under this agreement. As of June 30, 2026 and December 31, 2025, there was no outstanding balance.

Promissory Note - Related Party

The Sponsor agreed to loan the Company up to $500,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2026, or the closing of the Initial Public Offering. The outstanding principal of $371,155 under the promissory note was repaid in full upon the closing of the Initial Public Offering and is no longer available for borrowing. As of June 30, 2026 and December 31, 2025, there was $0 and $371,155, respectively, outstanding under such promissory note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there was no amount outstanding under the Working Capital Loans.

Sponsor Advance

The Sponsor has funded certain Company expenses. As of June 30, 2026 and December 31, 2025, the outstanding balance was $0 and $275,875, respectively, and was due on demand. The amount was paid in full at the Initial Public Offering.

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

The underwriters were paid an underwriting discount of $0.05 per unit, or $625,000 in the aggregate, on the 12,500,000 Units sold in the Initial Public Offering.

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 440,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 315,000 and no Class A ordinary shares issued and outstanding, excluding 12,515,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 4,791,667 Class B ordinary shares issued and outstanding, up to 625,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised in the Initial Public Offering. Shares and associated accounts have been retroactively restated to reflect the surrender by the Sponsor of 958,333 Class B ordinary shares for no consideration on February 23, 2026. On February 26, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 15,000 units at the public offering price. The underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 620,000 Class B ordinary shares were surrendered in April 2026, and as of June 30, 2026, there were 4,171,667 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with the Company’s initial Business Combination, it may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

Rights – There were 12,830,000 and no rights outstanding as of June 30, 2026 and December 31, 2025, respectively. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s amended and restated memorandum and articles of association with respect to its pre-initial Business Combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one fifth (1/5) of one ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional Class A ordinary shares upon consummation of an initial Business Combination. The Class A ordinary shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same consideration per ordinary share the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

NOTE 8 - SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and adminstrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operating expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Assets and liabilities are reviewed and monitored by the CODM to manage to ensure enough capital is available to support ongoing operations and complete a Business Combination or similar transaction within the Combination Period. Assets and liabilities, as reported on the balance sheet, are the significant assets and liabilities provided to the CODM on a regular basis.

All segment items included in net income are reported on the unaudited condensed statements of operations and described within their respective disclosures.

All segment items are included in assets and liabilities on the unaudited condensed balance sheet and described within their respective disclosures.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 14, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

For the three months ended June 30, 2026, we had net income of $930,123, which represents interest income earned on cash held in the trust account of $1,088,400, partially offset by $158,277 in formation and operating costs.

For the six months ended June 30, 2026, we had net income of $1,344,917, which represents interest income earned on cash held in the trust account of $1,508,210, and the change in the fair value of the overallotment option of $203,639, partially offset by $366,932 in formation and operating costs.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the consummation of our initial public offering were satisfied through the payment of $25,000 from the sponsor upon the issuance of the founder shares, loan proceeds from the sponsor under an unsecured promissory note in the aggregate principal amount of $371,155, and advances from related party. Subsequent to the consummation of our initial public offering, the Company’s liquidity has been satisfied through the net proceeds from our initial public offering and the proceeds from the sponsor from the purchase of the private units.

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

As of February 25, 2026, we had available to us the approximately $1,737,168 of proceeds held outside the trust account, which as of June 30, 2026 was approximately $1,406,691. We have used, and will continue to use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into private units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

As of June 30, 2026, the Company had cash of $1,406,691 and working capital of $1,563,984.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, other than an agreement to pay our sponsor or its affiliate up to a monthly fee of $15,000 for office space, administrative and support services. We began incurring these fees on February 25, 2026 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Critical Accounting Estimates

We prepare our unaudited condensed financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking into account our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis. We had the following critical accounting estimates: fair value of rights and over-allotment option.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

For a description of the use of the proceeds generated in the Company’s initial public offering and from the sale of the Company’s privately placed Units, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Memorandum and Articles of Association. (2)
3.2	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Rights Certificate. (2)
4.4	Rights Agreement dated February 25, 2026 between VStock Transfer and ClearThink 1 Acquisition Corp. (1)
4.5	Description of Registered Securities (3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2026.
(2)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-292967), filed with the SEC on February 12, 2026.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 17, 2026	CLEARTHINK 1 ACQUISITION CORP.

	By:	/s/ William Brock
	Name:	William Brock
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas Zipser
	Name:	Thomas Zipser
	Title:	Chief Financial Officer (Principal Financial Officer)

